Form 10QSB
period 2007-09-30
4309 Inc
filed 2007-11-13
CIK 1353484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-51885
______________

4309, INC.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3707 E. Southern Ave. Suite 1050-Box 1080 Mesa, AZ	85206
(Address of principal executive offices)	(Zip Code)

(480) 633-7968
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
Yes ☒        No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2007: 100,000 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

4309, INC.
(a development stage company)

FINANCIAL STATEMENTS

As Of September 30, 2007

4309, Inc.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6-8

4309, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2007 and December 31, 2006

ASSETS
CURRENT ASSETS	9/30/2007	12/31/2006

Cash	$3,469		$-

Total Current Assets	$3,469		$-

TOTAL ASSETS	$3,469		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,927		$1,750

Total Current Liabilities	2,927		1,750

LONG-TERM LIABILITIES

Shareholder Loan	$2,250	$
Note Payable	22,000
Total Long-Term Liabilities	24,250		-

TOTAL LIABILITIES	$27,177		$1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issued and outstanding	$-		$-

Common Stock - Par value $0.001;	1,350		100
Authorized: 100,000,000
Issued and Outstanding: 100,000

Additional Paid-In Capital	-		-
Accumulated Deficit	(25,058)		(1,850)

Total Stockholders' Equity	(23,708)		(1,750)

TOTAL LIABILITIES AND EQUITY	$3,469		$-

 The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2007 and 2006
from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2007	9/30/2006	TO 9/30/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	23,208	800	25,058

NET INCOME (LOSS)	(23,208)	(800)	(25,058)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,850)	(400)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(25,058)	$(1,200)	$(25,058)

Earnings (loss) per share	(0.25)	(0.25)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2007and 2006

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2007	9/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	22,708	250

NET INCOME (LOSS)	(22,708)	(250)

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
from inception (December 9, 2005) through September 30, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)			(23,208)	(23,208)
Additional Common Stock purchase		1,250		1,250

Total, September 30, 2007	100,000	$1,350	$(25,058)	$(23,708)

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2007 and 2006
from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2007	9/30/2006	TO 9/30/07

Net income (loss)	$(23,208)	$(800)	$(25,058)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,177	800	2,927

Total adjustments to net income	1,177	800	4,277

Net cash provided by (used in) operating activities	(22,031)	(400)	(20,781)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	24,250	-	24,250
Proceeds from stock issuance	1,250	-	1,250

CASH RECONCILIATION

Net increase (decrease) in cash	3,469	-	3,469
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$3,469	$-	$3,469

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

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has not set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

4309, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amount of other financial instruments approximates their fair value because of short-term maturities.

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

6.  Accrued Expenses:

Accrued expenses consist of accrued tax, legal, accounting and office costs during this stage of the business.

7.  Operating Lease Agreements:

The Company has no agreements at this time.

4309, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

8.   Stockholder's Equity:

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $1,350 in acceptance of expenses incurred on behalf of the Company.

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following, $400 at 2025, and $1,450 at 2026.

PART I - Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception through September 30, 2007. For the quarter ended September 30, 2007, the registrant recognized a net loss of $22,708 and for the period from inception through September 30, 2007, the registrant recognized a net less of $25,058. Some payroll taxes, and general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with compensation, payroll tax, legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

PART I - Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

During the quarter ending September 30, 2007, Michael Raleigh resigned as Director of the company. The sole shareholder elected Paul Poetter as Director and fixed the number of directors to one until that number may be increased by action of the Board.

Item 5.   Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Paul Poetter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Paul Poetter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51885)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

4309, INC.

By:	/s/ Paul Poetter
Paul Poetter Chief Executive Officer Chief Financial Officer
Dated:	November 14, 2007