Form 10KSB
period 2007-12-31
4309 Inc
filed 2008-04-01
CIK 1353484

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51885

4309, INC.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3707 E. Southern Ave. Suite 1087-Box 1080 Mesa, AZ	85206
(Address of principal executive offices)	(Zip Code)

(480) 246-8030
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

 Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of December 31, 2007 was: 100,000

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

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

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us, may include the following:

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

Employees

We have part-time employees. Our president allocates a portion of his time to the activities of the Company.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of March 31, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through December 31, 2007, the registrant recognized a net loss of $400 in 2005; $1,450 in 2006; and $63,409 in 2007. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock, loans and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Paul Poetter will supervise the search for target companies as potential candidates for a business combination. Paul Poetter will pay, as his own expenses, any costs he incurs in supervising the search for a target company. Paul Poetter may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Paul Poetter controls us and therefore has the authority to enter into any agreement binding us. Paul Poetter as our sole officer, director and only shareholder can authorize any such agreement binding us.

ITEM 7.   FINANCIAL STATEMENTS

4309, Inc.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

4309, Inc.
(a development stage company)
Financial Statements Table of Contents

Gately & Associates, LLC
Winter Park, FL

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and shareholder
4309, Inc.

        We have audited the accompanying combined balance sheets of 4309, Inc. as of December 31, 2007 and 2006 and the related combined statements of income and retained earnings, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of 4309, Inc. as of December 31, 2007 and 2006, and the combined statements of income and retained earnings, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Winter Park, FL
February 20, 2008

4309, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	12/31/2007	12/31/2006

Cash	$8,437	$-

Total Current Assets	8,437	-

TOTAL ASSETS	$8,437	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,793	$1,750
Accrued Interest	5,303	-
Shareholder Loan	2,500	-
Demand Note Payable - Related Party	62,000	-

Total Current Liabilities	73,596	1,750

LONG-TERM LIABILITIES

None	-	-

Total Long-term Liabilities	-	-

TOTAL LIABILITIES	$73,596	$1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(65,259)	(1,850)

Total Stockholders' Equity	(65,159)	(1,750)

TOTAL LIABILITIES AND EQUITY	$8,437	$-

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2007 and 2006
from inception (December 9, 2005) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2007	12/31/2006	TO 12/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	63,409	1,450	65,259

NET INCOME (LOSS)	(63,409)	(1,450)	(65,259)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,850)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(65,259)	$(1,850)	$(65,259)

Earnings (loss) per share	$(0.63)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through December 31, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)			(63,409)	(63,409)

Total, December 31, 2007	100,000	$100	$(65,259)	$(65,159)

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2007 and 2006
from inception (December 9, 2005) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	12/31/2006	TO 12/31/07

Net income (loss)	$(63,409)	$(1,450)	$(65,259)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	7,346	1,450	9,096

Total adjustments to net income	7,346	1,450	9,196

Net cash provided by (used in) operating activities	(56,063)	-	(56,063)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	64,500	-	64,500

	64,500	-	64,500

CASH RECONCILIATION

Net increase (decrease) in cash	8,437	-	8,437
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$8,437	$-	$8,437

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

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks and others approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

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

2. Related Party Transactions and  Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There can be no assurance these activities will be successful. At this time The Company has not identified the business in which it wishes to engage.

The Company's shareholder funds The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination. As of December 31, 2007 $2,500.00 in stockholder loans payable was used as operating expenses and recorded in accounts payable and expenses.

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

6. Accrued Expenses:

Accrued expenses consist of accrued tax, professional and office costs during this stage of the business.

7. Operating Lease Agreements:

The Company has no agreements at this time.

8. Demand Note Payable:

On August 1, 2007 the Company entered into an multiple advance note with 4309 Acquisition Trust whereby the Company may borrow up to $500,000.  The terms allow interest set to be accrued at the applicable federal rate as given by the Internal Revenue Service.  At December 31, 2007 the Company had a principal balance owed in the amount of $62,000 plus accrued interest.

9. Stockholder's Equity:

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on December 31, 2005 in acceptance of the incorporation expenses for the Company.

10. Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for The Company.

11. Earnings Per Share:

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

12. Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  These losses may be limited by the Internal Revenue Service when there is a change of control of the Company.   Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$9,789
State net operating loss	3,263

Total deferred tax assets	13,052
Less valuation allowance	(13,052)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

13. Changes in Control of Registrant:

On July 24, 2007 (the "Effective Date"), a total of 100,000 shares, or 100%, of the issued and outstanding common stock of the Company changed hands in a personal transaction.  In a change of control of a Company with net operating loss carryforwards there may be limitations in the amounts the Company can carryforward.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action has been taken.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and two Officers, a President/Assistant Secretary and Vice President/Secretary as follows:

Name	Age	Positions and Offices Held

Paul D. Poetter	54	President/Assistant Secretary/Director

Richard V. Savchenko	64	Vice President/Secretary

There are no agreements or understandings for the officers or director to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person.

Our director and officers held no positions and offices with the Company held during the last five years.

Mr. Paul D. Poetter, a native Arizonian, has participated in many types of management genres from 6 SIGNA to Critical Path to Lean Cell in relation to construction, insurance, Government subcontracting, international monetary transactions and has proven himself as a problem solver.  Over the years, Mr. Poetter has worked with many, intelligent, out-of-the-box thinkers and combined with his ability to access a situation, quickly deduce a remedy, he has envisioned and consulted on many large multi hundred-million dollar projects and programs here in the USA and China.

Mr. Richard Savchenko retired after 28 years with Marathon Oil Company of Texas City, Texas in 1996.  Prior to that, he had served six years in the United States Navy, with two tours in Vietnam.  Mr. Savchenko was first employed by Marathon Oil as a field hand and he work his way up the ladder to retire as Chief Operator.  Since his retirement, he has had the opportunity to work on the design and development of several large public works projects with Mr. Paul D. Poetter and others.   Mr. Savchenko is accredited in oil refinery management and maintenance, including chemical and steam engineering, as they relate to oil refining operations, by Texas A & M University, and accredited in refinery and oil field fire resolution by Texas A & M University, under the direction of the United States Navy Dept.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Paul Poetter President, Chief	2007	$41,583	0	0	0	0	0	0	$41,583
Executive Officer,	2006	$0	0	0	0	0	0	0	$0
Chief Financial Officer

Richard Savchenko Vice	2007	$6,913	0	0	0	0	0	0	$6,913
President, Secretary	2006	$0	0	0	0	0	0	0	$0

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Paul Poetter	100,000	100%
3707 E. Southern Ave.
Suite 1087, Box 1080
Mesa, AZ, 85206

All Executive Officers
and Directors as a Group	100,000	100%
(2 Person)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

PART IV
ITEM 13.  EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on April 3, 2007 (File No. 000-51885)	3.1	Certificate of Incorporation of 4309, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2007 (File No. 000-51885)	3.2	By-Laws

Filed herewith	14	Code of Ethics

	31.1	Certification of Paul Poetter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Paul Poetter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2007, we were billed approximately $5,000 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007.

Tax Fees

For the Company’s fiscal year ended December 31, 2007, we were not billed by  ourprinciple accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

4309, Inc.

By:	/s/ Paul Poetter
President/Director

Dated:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul Poetter Paul Poetter	President/Director	March 31, 2008