Form 10-Q
period 2008-03-31
4309 Inc
filed 2008-05-15
CIK 1353484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

 4309, INC.
(Exact name of registrant as specified in Charter

DELAWARE	000-51885
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3707 E. Southern Ave. Suite 1087-Box 1080
Mesa, AZ 85206
 (Address of Principal Executive Offices)
 _______________

(480) 246-8030
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008: please update
.

4309, INC.
(a development state company)
FORM 10-Q
March 31, 2008

4309, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

4309, Inc.
(a development stage company)
Financial Statements Table of Contents

Part I. FINANCIAL STATEMENTS

4309, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2008 and December 31, 2007

	3/31/2008	12/31/2007
ASSETS

CURRENT ASSETS

Cash	$10,897	$8,437

Total Current Assets	10,897	8,437

TOTAL ASSETS	$10,897	$8,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$4,154	$3,793

Total Current Liabilities	4,154	3,793

LONG-TERM LIABILITIES

Accrrued Interest	$7,881.00	$5,303
Shareholder Loan	$2,500	$2,500
Note Payable	$110,000	$62,000

Total Long-term Liabilities	120,381	69,803

TOTAL LIABILITIES	$124,535	$73,596

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001; Authorized: 10,000,000 None issues and outstanding	$-	$-

Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(65,259)	(65,259)

Total Stockholders' Equity	(65,159)	(65,159)

TOTAL LIABILITIES AND EQUITY	$59,376	$8,437

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending March 31, 2008 and 2007
from inception (December 9, 2005) through March 31, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2008	3/31/2007	TO 03/31/2008

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	48,480	250	113,739

NET INCOME (LOSS)	(48,480)	(250)	(113,739)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(65,259)	(1,850)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(113,739)	$(2,100)	$(113,739)

Earnings (loss) per share	(0.48)	(0.00)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance of incorporation expenses December 9, 2005	100,000	$100		$100

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)			(63,409)	(63,409)

Total, December 31, 2007	100,000	100	$(65,259)	$(65,159)

Net Income (Loss)			(48,480)	(48,480)

Total, March 31, 2008	100,000	100	$(113,739)	$(113,639)

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2008 and 2007
from inception (December 9, 2005) through March 31, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2008	3/31/2007	TO 03/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(48,480)	$(250)	$(113,739)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	2,579	250	11,675

Total adjustments to net income	2,579	250	11,775

Net cash provided by (used in) operating activities	(45,901)	-	(101,964)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	48,000	-	110,000
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	2,460	-	10,897
Cash - beginning balance	8,437	-	-

CASH BALANCE - END OF PERIOD	$10,897	$-	$10,897

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

The Company's shareholder funds The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination. As of March 31, 2008 $2,500.00 in stockholder loans payable was used as operating expenses and recorded in accounts payable and expenses.

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

8. Demand Note Payable:

On August 1, 2007 the Company entered into a multiple advance note with 4309 Acquisition Trust whereby the Company may borrow up to $500,000. The terms allow interest set to be accrued at the applicable federal rate as given by the Internal Revenue Service. At March 31, 2008 the Company had a principal balance owed in the amount of $110,000 plus accrued interest.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. These losses may be limited by the Internal Revenue Service when there is a change of control of the Company. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$17,061
State net operating loss	5,687

Total deferred tax assets	22,748
Less valuation allowance	(22,748)

$—

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2008 and March 31, 2007 is as follows:

	2008	2007
Federal income tax rate	(15.0)%	(15.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

13. Changes in Control of Registrant:

On July 24, 2007 (the "Effective Date"), a total of 100,000 shares, or 100%, of the issued and outstanding common stock of the Company changed hands in a personal transaction. In a change of control of a Company with net operating loss carryforwards there may be limitations in the amounts the Company can carryforward.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through March 31, 2008, the Company recognized a net loss of $113,739 through March 31, 2008. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2008 the Company had no capital resources and will rely upon the issuance of common stock, loans and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

2

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

3

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A  Risk Factors

None

 Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  Defaults Upon Senior Securities.

None

Item 4  Submission of Matters to a Vote of Security Holders.

None.

Item 5  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On January 8, 2008, we filed a Form 8-K with the SEC based on the change in auditor.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4309, Co
Date: May 15, 2008	By	/s/ Paul Poetter

Paul Poetter
President/ Director

5