Form 10-Q
period 2008-06-30
4309 Inc
filed 2008-08-08
CIK 1353484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

 4309, INC.
(Exact name of registrant as specified in Charter

DELAWARE	000-51885
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3707 E. Southern Ave. Suite 1079, Box 1080
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2008: 100,000 shares outstanding

4309, INC.
(a development state company)
FORM 10-Q
June 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
4309, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

4309, Inc.
(a development stage company)
Financial Statements Table of Contents

4309, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

	6/30/2008	12/31/2007
ASSETS
CURRENT ASSETS

Cash	$13,407	$8,437

Total Current Assets	13,407	8,437

TOTAL ASSETS	$13,407	$8,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$6,909	$3,793

Total Current Liabilities	6,909	3,793

LONG-TERM LIABILITIES

Accrued Interest	$9,115	$5,303
Shareholder Loan	$2,500	$2,500
Note Payable	$155,000	$62,000

Total Long-term Liabilities	166,615	69,803

TOTAL LIABILITIES	$173,524	$73,596

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001; Authorized: 10,000,000 None issues and outstanding	$-	$-

Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(160,216)	(65,259)

Total Stockholders' Equity	(160,116)	(65,159)

TOTAL LIABILITIES AND EQUITY	$13,408	$8,437

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2008 and 2007
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2007	TO 06/30/2008

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	94,957	500	160,216

NET INCOME (LOSS)	(94,957)	(500)	(160,216)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(65,259)	(1,850)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(160,216)	$(2,350)	$(160,216)

Earnings (loss) per share	(0.95)	(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance of incorporation expenses December 9, 2005	100,000	$100		$100

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)			(63,409)	(63,409)

Total, December 31, 2007	100,000	100	$(65,259)	$(65,159)

Net Income (Loss)			(94,957)	(94,957)

Total, June 30, 2008	100,000	100	$(160,216)	$(160,116)

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2008 and 2007
from inception (December 9, 2005) through June 30, 2008
	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2007	TO 06/30/2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(94,957)	$(500)	$(160,216)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	9,115	500	18,211

Total adjustments to net income	9,115	500	18,311

Net cash provided by (used in) operating activities	(85,842)	-	(141,905)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Note Payable	93,000	-	155,000
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	4,970	-	13,407
Cash - beginning balance	8,437	-	-

CASH BALANCE - END OF PERIOD	$13,407	$-	$13,407

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

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company's ability to continue as a going concern. The Company borrows funds and relies on its shareholders to fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to debt and stockholder funding of capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes but there is no company history to indicate the usage of deferred tax assets and liabilities.

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

The Company's shareholder has provided some funds for The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination. As of June 30, 2008 $2,500.00 in stockholder loans payable was used as operating expenses and recorded in accounts payable and expenses.

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

8. Demand Note Payable:

On August 1, 2007 the Company entered into a multiple advance note with 4309 Acquisition Trust whereby the Company may borrow up to $500,000. The terms allow interest set to be accrued at the applicable federal rate as given by the Internal Revenue Service. At June 30, 2008 the Company had a principal balance owed in the amount of $155,000 plus accrued interest.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. These losses may be limited by the Internal Revenue Service when there is a change of control of the Company. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$24,032
State net operating loss	8,011

Total deferred tax assets	32,043
Less valuation allowance	(32,043)

$—

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2008 and June 30, 2007 is as follows:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report

Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through June 30, 2008, the Company recognized a net loss of $ 94,957 through June 30, 2008. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock, loans and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A Risk Factors

None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities.

None

Item 4 Submission of Matters to a Vote of Security Holders.

None.

Item 5 Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4309, Inc.
Date: August 8, 2008	By	/s/ Paul Poetter

Paul Poetter
President/ Director