Form 10-Q
period 2008-09-30
4309 Inc
filed 2008-11-12
CIK 1353484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

 4309, INC.
(Exact name of registrant as specified in Charter)

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
Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10 2008: 100,000 shares outstanding

4309, INC.
(a development state company)
FORM 10-Q
September 30, 2008

4309, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

4309, Inc.
(a development stage company)
Financial Statements Table of Contents

PART I - FINANCIAL INFORMATION

4309, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	9/30/2008	12/31/2007
Cash	$12,126	$8,437

Total Current Assets	12,126	8,437

TOTAL ASSETS	$12,126	$8,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,836	$3,793

Total Current Liabilities	1,836	3,793

LONG-TERM LIABILITIES

Accrued Interest	11,243	5,303
Shareholder Loan	11,131	2,500
Note Payable	180,000	62,000

Total Long-term Liabilities	202,374	69,803

TOTAL LIABILITIES	$204,210	$73,596

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(192,184)	(65,259)

Total Stockholders' Equity	(192,084)	(65,159)

TOTAL LIABILITIES AND EQUITY	$12,126	$8,437

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2008 and 2007
from inception (December 9, 2005) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2008	9/30/2007	TO 09/30/2008

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	126,925	250	192,184

NET INCOME (LOSS)	(126,925)	(250)	(192,184)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(65,259)	(1,850)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(192,184)	$(2,100)	$(192,184)

Earnings (loss) per share	(1.27)	(0.00)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through September 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)			(63,409)	(63,409)

Total, December 31, 2007	100,000	100	$(65,259)	$(65,159)

Net Income (Loss)			(126,925)	(126,925)

Total, September 30, 2008	100,000	100	$(192,184)	$(192,084)

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2008 and 2007
from inception (December 9, 2005) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2008	9/30/2007	TO 09/30/2008

Net income (loss)	$(126,925)	$(23,208)	$(192,184)

Stock issued as compensation			100
Increase (Decrease) in Accrued Expenses	5,940	1,177	11,243

Total adjustments to net income	5,940	1,177	11,343

Net cash provided by (used in) operating activities	(120,985)	(22,031)	(180,841)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	8,631	1,250	11,131
Proceeds from Note Payable	118,000	24,250	180,000

Net cash flows provided by (used in) financing activities	126,631	25,500	191,131

CASH RECONCILIATION

Net increase (decrease) in cash	3,689	3,469	12,126
Cash - beginning balance	8,437	-	-

CASH BALANCE - END OF PERIOD	$12,126	$3,469	$12,126

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry:

4309, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

The Company's shareholder has provided some funds for The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination. As of September 30, 2008 $11,131 in stockholder loans payable was used as operating expenses and recorded in accounts payable and expenses.

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

8. Demand Note Payable:

On August 1, 2007 the Company entered into a multiple advance note with 4309 Acquisition Trust whereby the Company may borrow up to $500,000. The terms allow interest set to be accrued at the applicable federal rate as given by the Internal Revenue Service. At September 30, 2008 the Company had a principal balance owed in the amount of $180,000 plus accrued interest.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. These losses may be limited by the Internal Revenue Service when there is a change of control of the Company. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$28,828
State net operating loss	9,609

Total deferred tax assets	38,437
Less valuation allowance	(38,437)
$--

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2008 and September 30, 2007 is as follows:

	2008	2007
Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through September 30, 2008, the Company recognized a net loss of $192,184 through September 30, 2008. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock, loans and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

2

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

4309, Inc.
Date: November 11, 2008	By	/s/ Paul Poetter

Paul Poetter
President/ Director

5