Form 10-Q
period 2009-03-31
4309 Inc
filed 2009-05-26
CIK 1353484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51885

4309,  INC.
(Exact name of registrant as specified in its charter)

DELAWARE

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3707 E. Southern Ave. Suite 1079, Box 1080
Mesa, AZ 85206
 (Address of Principal Executive Offices)
(Zip Code)

(480) 246-8030
 (Registrant’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of May 20, 2009 was 100,000 shares of common stock.

4309, INC.

FORM 10-Q

March 31, 2009

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

4309, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

4309, Inc.
(a development stage company)
Financial Statements Table of Contents

4309, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2009 and December 31, 2008

	3/31/2009	12/31/2008
ASSETS

CURRENT ASSETS

Cash	$10,192	$8,245

Total Current Assets	10,192	8,245

TOTAL ASSETS	$10,192	$8,245

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,991	$2,579
Shareholder Loan	3,076	19,131
Accrued Interest	9,917	9,959
Note Payable	$229,500	190,000

Total Current Liabilities	244,484	221,669

TOTAL LIABILITIES	$244,484	$221,669

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001; Authorized: 10,000,000 None issues and outstanding	$-	$-

Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(234,392)	(213,524)

Total Stockholders' Equity	(234,292)	(213,424)

TOTAL LIABILITIES AND EQUITY	$10,192	$8,245

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2009 and 2008
from inception (December 9, 2005) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2009	3/31/2008	3/31/2009

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	20,868	48,480	234,392

NET INCOME (LOSS)	(20,868)	(48,480)	(234,392)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(213,524)	(65,259)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(234,392)	$(113,739)	$(234,392)

Earnings (loss) per share	(0.21)	(0.48)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2009

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance of incorporation expenses December 9, 2005	100,000	$100		$100

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)			(63,409)	(63,409)

Total, December 31, 2007	100,000	100	$(65,259)	$(65,159)

Net Income (Loss)			(148,265)	(148,265)

Total, December 31, 2008	100,000	100	$(213,524)	$(213,424)

Net Income (Loss)			(20,868)	(20,868)

Total, March 31, 2009	100,000	100	$(234,392)	$(234,292)

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2009 and 2008
from inception (December 9, 2005) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2009	3/31/2008	TO 03/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(20,868)	$(48,480)	$(234,392)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	(223)	2,579	11,908

Total adjustments to net income	(223)	2,579	12,008

Net cash provided by (used in) operating activities	(21,091)	(45,901)	(222,384)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	(16,462)	-	3,076
Proceeds from Note Payable	39,500	48,000	229,500

Net cash flows provided by (used in) financing activities	23,038	48,000	232,576

CASH RECONCILIATION

Net increase (decrease) in cash	1,947	2,460	10,192
Cash - beginning balance	8,245	8,437	-

CASH BALANCE - END OF PERIOD	$10,192	$10,897	$10,192

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

The Company's shareholder has provided some funds for The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination. As of March 31, 2009 $3,076 in stockholder loans payable was used as operating expenses and recorded in accounts payable and expenses.  A nominal amount of interest has been accrued on this loan.

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

8. Demand Note Payable:

On August 1, 2007 the Company entered into a multiple advance note with 4309 Acquisition Trust whereby the Company may borrow up to $500,000.  The terms allow interest set to be accrued at the applicable federal rate as given by the Internal Revenue Service.  At March 31, 2009 the Company had a principal balance owed in the amount of $229,500 plus accrued interest.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  These losses may be limited by the Internal Revenue Service when there is a change of control of the Company.   Significant components of the Company's deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$35,159
State net operating loss	11,719

Total deferred tax assets	46,878
Less valuation allowance	(46,878)

$—

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2009 and March 31, 2008 is as follows:

	2009	2008
Federal income tax rate	(15.0)%	(15.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

13. Changes in Control of Registrant:

On July 24, 2007 (the "Effective Date"), a total of 100,000 shares, or 100%, of the issued and outstanding common stock of the Company changed hands in a personal transaction.  In a change of control of a Company with net operating loss carryforwards there may be limitations in the amounts the Company can carryforward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through March 31, 2009, the Company recognized a net loss of $(234,392) through March 31, 2009. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2009 the Company had no capital resources and will rely upon the issuance of common stock, loans and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on the Effectiveness of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company

ITEM 1A. RISK FACTORS

No applicable for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4309, INC.

Date: May 22, 2009	By:	/s/ Paul Poetter
Paul Poetter
President/Director