Form 10-Q
period 2009-06-30
4309 Inc
filed 2009-08-14
CIK 1353484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51885

4309,  INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-0645969

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4140 E. Baseline Road, Suite 101, Mesa, AZ 85206
 (Address of Principal Executive Offices)
(Zip Code)

480-626-0039
 (Registrant’s Telephone Number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock as of August 10, 2009 was 100,000 shares of common stock.

4309, INC.

FORM 10-Q

June 30, 2009

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

4309, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

4309, Inc.
(a development stage company)
Financial Statements Table of Contents

4309, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2009 and December 31, 2008

	6/30/2009	12/31/2008
ASSETS

CURRENT ASSETS

Cash	$4,298	$8,245
Prepaid State Withholding	561	0

Total Current Assets	4,859	8,245

TOTAL ASSETS	$4,859	$8,245

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,559	$2,579
Shareholder Loan	0	19,131
Accrued Interest	10,451	9,959
Note Payable	258,500	190,000

Total Current Liabilities	270,510	221,669

TOTAL LIABILITIES	270,510	221,669

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001; Authorized: 10,000,000 None issued and outstanding	-	-

Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(265,751)	(213,524)

Total Stockholders' Equity	(265,651)	(213,424)

TOTAL LIABILITIES AND EQUITY	$4,859	$8,245

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2009 and 2008
from inception (December 9, 2005) through June 30, 2009

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2009	6/30/2008	TO 6/30/2009

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	52,227	94,957	265,751

NET INCOME (LOSS)	(52,227)	(94,957)	(265,751)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(213,524)	(65,159)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(265,751)	$(160,116)	$(265,751)

Earnings (loss) per share	(0.52)	(0.95)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2009 and 2008
from inception (December 9, 2005) through June 30, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2009	6/30/2008	TO 6/30/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	31,324	46,478	265,751

NET INCOME (LOSS)	(31,324)	(46,478)	(265,751)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,100)	(700)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(33,424)	$(47,178)	$(265,751)

Earnings (loss) per share	(0.31)	(0.46)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2009

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance of incorporation expenses December 9, 2005	100,000	$100	$-	$100

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(63,409)	(63,409)

Total, December 31, 2007	100,000	100	(65,259)	(65,159)

Net Income (Loss)			(148,265)	(148,265)

Total, December 31, 2008	100,000	100	(213,524)	(213,424)

Net Income (Loss)			(52,227)	(52,227)

Total, June 30, 2009	100,000	$100	$(265,751)	$(265,651)

The accompanying notes are an integral part of these financial statements.

4309, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2009 and 2008
from inception (December 9, 2005) through June 30, 2009

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2009	6/30/2008	TO 6/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(52,227)	$(94,957)	$(265,751)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	(528)	9,115	12,010
(Increase) Decrease Prepaid State Withholding	(561)		(561)

Total adjustments to net income	(1,089)	9,115	11,549

Net cash provided by (used in) operating activities	(53,316)	(85,842)	(254,202)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	(19,131)	-	-
Proceeds from Note Payable	68,500	93,000	258,500

Net cash flows provided by (used in) financing activities	49,369	93,000	258,500

CASH RECONCILIATION

Net increase (decrease) in cash	(3,947)	4,970	4,298
Cash - beginning balance	8,245	8,437	-

CASH BALANCE - END OF PERIOD	$4,298	$13,407	$4,298

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

8. Demand Note Payable:

On August 1, 2007 the Company entered into a multiple advance note with 4309 Acquisition Trust whereby the Company may borrow up to $500,000.  The terms allow interest set to be accrued at the applicable federal rate as given by the Internal Revenue Service.  At June 30, 2009 the Company had a principal balance owed in the amount of $258,500 plus accrued interest.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  These losses may be limited by the Internal Revenue Service when there is a change of control of the Company.   Significant components of the Company's deferred tax liabilities and assets as of June 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$39,863
State net operating loss	13,287

Total deferred tax assets	53,150
Less valuation allowance	(53,150)

$—

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2009 and June 30, 2008 is as follows:

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through June 30, 2009, the Company recognized a net loss of $(265,751) through June 30, 2009. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2009 the Company had no capital resources and will rely upon the issuance of common stock, loans and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of period covered by the report.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors over financial reporting that occurred during the last fiscal quarter  that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

4309, INC.

Date: August 13, 2009	By:	/s/ Paul Poetter
Paul Poetter
President/Director